Form 10-Q
period 1995-03-31
GARDEN STATE BANCSHARES INC
filed 1995-05-15
CIK 752390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31,  1995
                                -------------------

                               OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number  0-13108
                        -------

                         Garden State BancShares, Inc.
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

               New Jersey                                22-2549534
     -------------------------------                 ------------------
     (State or other jurisdiction of                    IRS Employer
     incorporation or organization)                  Identification No.

     2290 West County Line Road, Jackson, New Jersey           08527
     -----------------------------------------------         ---------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (908) 905-2200
                                                    --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
         Class                                             March 31, 1995
- --------------------------                               ------------------
Common Stock, No Par Value                                   3,029,946

                         GARDEN STATE BANCSHARES, INC.
                                     INDEX

Part 1:  Financial Information

         Item 1. - Financial Statements

         Consolidated Balance Sheets at March 31, 1995
              and December 31, 1994

         Consolidated Statements of Operations for the Three
              Months Ended March 31, 1995 and 1994

         Consolidated Statement of Changes in Stockholders'
              Equity for the Three months ended March 31,

         Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 1995 and 1994


         Notes to Consolidated Financial Statements

         Item 2. - Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Part 2:  Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders

         Item 5 - Other Information

         Item 6(a) - Exhibits

         Item 6(b) - Reports on Form 8-K

         Signatures

Part 1 - Financial Information

                  GARDEN STATE BANCSHARES, INC.
                  Consolidated Balance Sheets
                  (In Thousands)
                  (Unaudited)

                                                           March 31,  December 31,
                                                             1995        1994
                                                           ---------  ------------
Assets

Cash and due from banks ................................   $  9,131   $ 12,002
Interest bearing deposits with banks with maturities
     of three months or less ...........................        220        277
Federal funds sold .....................................      7,600        400
                                                           --------   --------
         Total Cash and Cash Equivalents ...............     16,951     12,679

Investments available for sale .........................     17,407     17,133

Investments held to maturity: (Note 2)
         U.S. Treasury Securities ......................     28,190     28,197
         Obligation of other Government agencies .......     17,077     17,346
         Obligations of state and political subdivisions      5,014      5,385
         Other securities ..............................        699        630
                                                           --------   --------
                  Total investments held to maturity ...     50,980     51,558

Loans available for sale ...............................      7,090      5,461

Loans, net of unearned income ..........................    212,948    208,097
         Less: Allowance for possible loan losses ......      4,431      4,217
                                                           --------   --------
                  Loans, net ...........................    208,517    203,880

Bank premises and equipment, net (Note 3) ..............      7,865      7,757
Other Real Estate Owned, net ...........................      2,671      2,930
Accrued interest receivable and other assets ...........      4,772      5,000
                                                           --------   --------
                       Total Assets ....................   $316,253   $306,398
                                                           ========   ========

                  GARDEN STATE BANCSHARES, INC.
                  Consolidated Balance Sheets (Continued)
                  (In Thousands)
                  (Unaudited)
                                                           March 31,  December 31,
                                                             1995        1994
                                                           ---------  ------------
Liabilities and Stockholders' Equity
Deposits:
         Demand noninterest bearing ....................   $ 38,748   $ 38,859
         Demand interest bearing .......................     61,466     58,530
         Savings .......................................     59,204     64,403
         Time - under $100,000 .........................    103,228     90,568
         Time - $100,000 and over ......................     25,153     17,815
                                                           --------   --------
                  Total Deposits .......................    287,799    270,175
                                                           --------   --------

Other liabilities and borrowed funds ...................      1,870     10,536
                                                           --------   --------
                  Total liabilities ....................    289,669    280,711

Shareholders' Equity:
         Common stock, no par value
         Authorized 4,088,091 shares, issued and
                  outstanding , 3,029,946 shares
                  at March 31, 1995 and 3,028,352 shares
                  at December 31, 1994 .................     12,302     12,302
         Capital surplus ...............................      9,175      9,150
         Undivided profits .............................      5,242      4,591
         Fair market value adjustment of investments
                  available for sale ...................       (135)      (356)
                                                           --------   --------
Total stockholders' equity .............................     26,584     25,687
                                                           --------   --------
         Total liabilities and stockholders' equity ....   $316,253   $306,398
                                                           ========   ========

                  GARDEN STATE BANCSHARES, INC.
                  Consolidated Statement of Operations
                  (In Thousands Except for per Share Data)
                  (Unaudited)

For the three months ended March 31,                              1995         1994
                                                               ----------   ----------
Interest Income:
         Interest and fees on loans ........................   $    4,990   $    3,701
         Interest on investments securities
                  Taxable ..................................          927        1,107
                   Exempt from federal income tax ..........           68           74
         Interest on Federal  funds sold ...................          128           11
         Interest on cash due from banks ...................            6           32
                                                               ----------   ----------
         Total interest income .............................        6,119        4,925
                                                               ----------   ----------
Interest Expense:
         Demand interest bearing and savings ...............          759          752
         Time ..............................................        1,119          879
         Time $100,000 and over ............................          397          111
         Borrowed funds ....................................           74            2
                                                               ----------   ----------
                  Total interest expense ...................        2,349        1,744
                                                               ----------   ----------
                  Net interest income ......................        3,770        3,181

Provision for possible loan losses .........................           87          323
                                                               ----------   ----------
         Net interest income after provision for loan losses        3,683        2,858
                                                               ----------   ----------
Noninterest income:
         Service charges - deposit accounts ................          338          297
         Other charges, commissions and fees ...............          303          260
         Gain on sale of loans .............................           95          163
         Gain on sale of securities ........................         --            121
         Other noninterest income ..........................           11           10
                                                               ----------   ----------
                  Total noninterest income .................          747          851
                                                               ----------   ----------

                  GARDEN STATE BANCSHARES, INC.
                  Consolidated Statements of Operations (Continued)
                  (In Thousands Except for per Share Data)
                  (Unaudited)
For the three months ended March 31,                              1995         1994
                                                               ----------   ----------

Noninterest expense:
         Salaries, wages ...................................        1,360        1,319
         Employee benefits .................................          389          310
         Occupancy expense .................................          292          323
         Other real estate owned ...........................          197          277
         FDIC premium ......................................          173          207
         Other .............................................        1,027          869
                                                               ----------   ----------
                  Total noninterest expense ................        3,438        3,305
                                                               ----------   ----------
                  Income before income taxes ...............          992          404

Income tax expense .........................................          341           23
                                                               ----------   ----------
         Net income ........................................   $      651   $      381
                                                               ==========   ==========

Earnings per share of Common Stock .........................   $     0.21   $     0.22
                                                               ==========   ==========

Weighted average shares outstanding ........................    3,028,936    1,723,977
                                                                =========    =========

                  GARDEN STATE BANCSHARES, INC.
                  Consolidated Statement of Changes in Stockholders' Equity (In Thousands)
                  (Unaudited)

                                                            Common          Capital        Retained       Investment
                                                             Stock          Surplus        Earnings        Valuation          Total
                                                            -------         -------         -------         -------          -------
Balance, January 1, 1995 ..........................         $12,302         $ 9,150         $ 4,591         $  (356)         $25,687

Net income ........................................            --              --               651            --                651

Proceeds from issuance of Stock ...................            --                25            --              --                 25

Fair Market Value Adjustment of
Investments Available for Sale ....................            --              --              --               221              221
                                                            -------         -------         -------         -------          -------

Balance, March 31, 1995 ...........................         $12,302         $ 9,175         $ 5,242         $  (135)         $26,584
                                                            =======         =======         =======         =======          =======

    GARDEN STATE BANCSHARES, INC.
    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (In Thousands)
    (Unaudited)

For the three months ended March 31,                                          1995              1994
                                                                            --------          --------
Cash flows from operating activities:
  Net Income ......................................................         $    651          $    381
  Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization .................................              203               239
    Provision for loan losses .....................................               87               323
    Provision for other real estate owned .........................               32                52
    Accretion of discount on investment securities ................               (5)              (45)
    Amortization of premium on investment securities ..............               47                40
    Gain on sale of investments available for sale ................             --                (121)
    Gain on sale of loans .........................................              (95)             (163)
    Gain on sale of other real estate owned .......................             --                   7
    Sale of loans available for sale ..............................            2,100             4,116
    Increase in income tax payable ................................              429              --
    Deferred tax benefit ..........................................              (88)             --
    Decrease in deferred loan fees ................................               (8)              (22)
    Decrease in interest receivable ...............................              209               202
    Increase (decrease) in interest payable .......................              240               (52)
    (Increase) decrease in purchase mortage servicing rights ......               14              (470)
    Increase in other assets ......................................              (54)             (346)
    Increase in other liabilities .................................              313               470
                                                                            --------          --------
    Total adjustments .............................................            3,424             4,230
                                                                            --------          --------
Net cash provided by operating activities .........................            4,075             4,611
                                                                            --------          --------
Cash flows from investment activities:
Proceeds from sale of investments available for sale ..............             --               9,064
Proceeds from maturities of investments available for sale ........               81             2,840
Proceeds from maturities of investments held to maturity ..........              762             1,277
Purchase of investment securities held to maturity ................             (212)           (8,496)
Purchase of investment securities available for sale ..............             --              (3,000)
Net increase in loans .............................................           (8,503)           (4,889)
Recoveries of loans previously charged off ........................              127                75
Proceeds from sale of other real estate owned .....................              252               813
Property and equipment expenditures ...............................             (311)             (120)
                                                                            --------          --------
  Net cash applied to investing activities ........................           (7,804)           (2,436)
                                                                            ========          ========

    GARDEN STATE BANCSHARES, INC.
    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
    (In Thousands)
    (Unaudited)
For the three months ended March 31,                                          1995              1994
                                                                            --------          --------
Cash flows from financing activities:
Net decrease in demand deposits and savings accounts ..............           (2,374)           (1,164)
Net increase in time deposits .....................................           19,998               776
Repayments of short-term borrowings ...............................           (9,648)             --
Proceeds from issuance of common stock ............................               25              --
                                                                            --------          --------
  Net cash provided (applied to) financing activities .............            8,001              (388)
                                                                            ========          ========
Net increase cash and cash equivalents ............................            4,272             1,787
Cash and cash equivalents at beginning of year ....................           12,679            19,066
                                                                            --------          --------
Cash and cash equivalents at end of year ..........................         $ 16,951          $ 20,853
                                                                            ========          ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest ........................................................         $  2,109          $  1,796
                                                                            ========          ========
  Income taxes ....................................................             --                --
                                                                            ========          ========

Supplemental schedule of noncash investing financing activities:
    During the three months ended March 31, 1995 and 1994, the Bank transferred assets of approximately $25,000 and $1,500,000 respectively, to other real estate owned from the loan portfolio.

                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation

     The accompanying consolidated condensed financial statements as presented for the three months ended March 31, 1995 and 1994 are unaudited and in the opinion of Garden State BancShares, Inc. (the "Company") reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are not necessarily indicative of results for the year. "The Bank", as referred to hereinafter, refers to Garden State Bank, the Company's sole subsidiary.

2. Securities Available for Sale

     The amortized cost and approximate market value (carrying value) of securities available for sale are summarized as follows:

                                                              March 31,1995
                                                          Amortized      Market
                                                             Cost         Value
                                                           -------       -------
U.S. Treasury ......................................       $ 3,000       $ 2,960
Obligations of other Government agencies ...........        14,536        14,349
Other Securities ...................................            96            98
                                                           -------       -------
                                                           $17,632       $17,407
                                                           =======       =======
                                                             December 31,1994
                                                          Amortized      Market
                                                             Cost         Value
                                                           -------       -------
U.S. Treasury ......................................       $ 3,000       $ 2,913
Obligations of other Government agencies ...........        14,617        14,106
Other Securities ...................................           109           114
                                                           -------       -------
                                                           $17,726       $17,133
                                                           =======       =======

3. Investment Securities

                                                              March 31,1995
                                                          Amortized      Market
                                                             Cost         Value
                                                            -------      -------
U.S. Treasury ........................................      $28,190      $27,184
Obligations of other Government agencies .............       17,168       16,590
Obligations of State & Political Subdivisions ........        5,014        5,103
Other Securities .....................................          608          599
                                                            -------      -------
                                                            $50,980      $49,476
                                                            =======      =======

                                                            December 31,1994
                                                          Amortized      Market
                                                             Cost         Value
                                                            -------      -------
U.S. Treasury ........................................      $28,197      $26,366
Obligations of other Government agencies .............       17,346       16,314
Obligations of State & Political Subdivisions ........        5,385        5,425
Other Securities .....................................          630          627
                                                            -------      -------
                                                            $51,558      $48,732
                                                            =======      =======

4. Premises and Equipment

     The Bank operates from its Corporate Headquarters located in Jackson, New Jersey. It also maintains eight branches, one is in Jackson, adjacent to the corporate headquarters, two are in Lakewood Township, two in Dover Township, and one each in Brick Township, Whiting and Wall Township. The Bank owns its headquarters facility and its Brick Township and Route 70 Lakewood branch offices. The remaining branches are leased. The Bank also owns a parcel of undeveloped land in Jackson Township, which it periodically evaluates as a site for a potential future branch office.

5. Regulatory Matters

     Effective as of June 30, 1994 the Bank entered into a Memorandum of Understanding (the "Bank MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the New Jersey Department of Banking (the "Department") whereby it agreed to undertake certain actions and refrain from certain actions in order to correct certain deficiencies observed by the FDIC and the Department in their examinations of the Bank. In April 1995, the FDIC and Department concluded regulatory examinations as of December 31, 1994, and the regulators have advised the Board of Directors that the Bank MOU will be rescinded by formal notice shortly.

     On February 4, 1993, the Company entered into a memorandum of understanding (the "Company MOU") with the Federal Reserve Bank of Philadelphia (the "FRB") in an effort to improve its overall financial condition. On March 21, 1995, the Company was notified by the FRB that it had lifted the Company MOU.

6. Change in Accounting Principles

     Effective January 1, 1995 the Company adopted Statement of Financial Account Standards ("SFAS") 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and SFAS 118 address the accounting treatment of certain impaired loans. A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect amounts due. SFAS 114 and SFAS 118 do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases or debt securities. Prior to January 1, 1995, the Company's "impaired" loans were described as, and included in, "nonaccruing" loans.

     In response to the above, the Company has amended its accounting policy regarding the recognition of interest income to read as follows:

     "The accrual of income on loans is generally discontinued and all interest income previously accrued and unpaid is deducted from income when a loan becomes more than ninety days delinquent, or when certain factors indicate reasonable doubt as to the timely collectibility of all amounts due. Generally, loans on which the accrual of income has been discontinued are designated as nonaccruing loans, and includes all loans classified as "impaired" loans.

     Generally, nonaccruing loans are returned to an accrual status only when none of the principal or interest is due and unpaid and the full collectibility of the outstanding loan balance is reasonably assured. Cash receipts on nonaccruing loans are generally applied to the principal balance until the remaining balance is considered fully collectible.

     All financial information and schedules have been reclassified to conform with SFAS No. 114 guidelines. Accordingly, insubstance foreclosure loans and the associated allowance have been reclassified from Other Real Estate Owned to the loan portfolio. Likewise, the provision for possible Other Real Estate Owned losses associated with insubstance foreclosure loans has been reclassified from Other Real Estate Owned expense to the provision for loan losses. Based upon these new accounting standards as of March 31, 1995 the Company had impaired loans of $5,573,000.

         Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company reported net income of $651,000 for the three months ended March 31,1995, an increase of $270,000, or 70.87%, as compared to net income of $381,000 for the same period in 1994. The primary factors contributing to the improved performance in 1995 were an increase in net interest income of $589,000 as well as a $236,000 decrease in the provision for possible loan losses. These factors were partially offset by a decrease in noninterest income of $104,000, an increase in noninterest expense of $133,000 and an increase in income tax expense of $318,000.

     Net income per share for the three months ended March 31, 1995 was $0.21 compared to $0.22 for the same period last year. Per share earnings were impacted by additional shares issued in the 1994 stock offering. Total average shares outstanding for the first quarter of 1995 were 3,028,936 compared to 1,723,977 for the first quarter of 1994.

     Interest income increased $1,194,000 or 24.24% for the first three months of 1995 compared to the same period in 1994. The improvement was due primarily to an increase of $1,289,000 or 34.83% in interest and fees on loans, due in part to an increase of $32,189,000 or 17.90% in average performing loans from $179,829,000 at March 31,1994 to $212,018,000 at March 31,1995. Additionally,
loan fees increased $44,701 or 27.00% from $165,563 for the first three months of 1994 to $210,264 for the same period in 1995. The yield on earning assets increased to 8.43% at March 31, 1995 compared to 7.38% at March 31, 1994.

     Interest expense increased $605,000 or 34.69% from $1,744,000 for the first three months of 1994 to $2,349,000 for the same period in 1995. Average balances for CD's $100,000 and over increased $13,883,000 or 97.17% from $14,288,000 at
March 31,1994 to $28,171,000 for the same period in 1995. These increases were partially offset by a $13,083,000 or 7.59% decrease in average balances for savings accounts and CD's under $100,000. In addition, interest rates increased significantly for CD's $100,000 and over from 1994 to 1995. Average balances for other borrowed funds decreased $4,387,000 or 93.4% from the first quarter 1994 to the same period in 1995. Total average balances for interest bearing liabilities increased from $239,875,000 for the first three months of 1994 to $251,078,000 for the same period of 1995. The yield on interest bearing liabilities increased 84 basis points from 2.95% at March 1994 to 3.79% at March 1995.The Company's interest spread increased from 4.43% for the first three months of 1994 to 4.64% for the same period in 1995 and net interest margin increased from 4.82% to 5.23%

     The provision for possible loan losses represents charges to current operations. The charges to current operations allow management to maintain an allowance for possible loan losses it considers adequate to cover the risk of losses associated with its loan portfolio. Management reviews the allowance on a monthly basis, and monitors deteriorating loans on a continual basis. In the first three months of 1995 management authorized charges to the provision for loan losses of $87,000, compared to $323,000 during the first three months of 1994.

     The provision for possible loan losses for the three months ended March 31,1995 of $87,000, and net recoveries of $127,000, resulted in an allowance for possible loan losses of $4,431,000 at March 31,1995 as compared to $4,217,000 at December 31,1994. The allowance for possible loan losses at March 31,1995 represented 78.30% of nonperforming loans at such date. The allowance for possible loan losses plus the allowance for OREO losses represented 54.65% of total nonperforming assets at March 31,1995. The allowance for possible loan losses of $4,217,000 represented 82.98% of nonperforming loans at December 31,1994, while the allowance for possible loan losses and allowance for OREO losses represented 54.41% of total nonperforming assets at such date.

     Noninterest income decreased $104,000 or 12.22%, during the first three months of 1995 compared to the first three months of 1994. The decrease was attributable to a decline of $121,000 in gain on sale of securities and $68,000 for gain on sale of loans. These reductions in noninterest income were partially offset by an increase of $41,000 for service charges on deposit accounts and $43,000 for other charges, commissions, and fees. During the first three months of 1995, the principal balance of loans sold was $2,005,000 as compared to $3,953,000 for the same period in 1994. There were no sales of investment securities during the first three months of 1995, whereas $8,943,000 of securities were sold during the same period in 1994.

     Noninterest expense increased $133,000 or 4.02% in the first quarter of 1995 as compared to the same period in 1994. Salaries and employee benefits increased $120,000 or 7.37% and other expense increased $158,000 or 18.18%. These factors were partially offset by a decrease in occupancy expense of $31,000 or 9.6%, other real estate owned expense of $66,000 or 28.88% and FDIC premium of $34,000 or 16.43%. The increase in salaries and benefits expense was primarily due to a $38,000 increase in management incentives, a $25,000 increase in medical and dental expenses and a $21,000 increase in accruals for ESOP and 401K expenses. The increase of $158,000 in other expense was due primarily to an accrual of $110,000 as part of an estimated payment to be made in connection with a proposed employee separation settlement, as well as a $55,000 increase in professional and other fees and a $34,000 increase in stationary and supplies expense. These increases were partially offset by a decrease of $72,000 for legal fees and a $43,000 decrease in furniture and equipment expense.

     Income tax expense increased $318,000 for the three months ended March 31,1995 as compared to the same period in 1994. There was no federal income tax expense in the first quarter of 1994 due to the realization of the net operating loss carryforward from 1993.

Financial Condition

     During the first three months of 1995, total assets increased $9,855,000 or 3.22% from $306,398,000 at December 31,1994 to $316,253,000 at March 31,1995.
Total cash and cash equivalents increased by $4,272,000 or 33.69%. The held to maturity securities portfolio remained relatively stable. The increase in the available for sale securities portfolio of $274,000 or 1.60% was due to a $368,000 SFAS No. 115 mark to market adjustment offset by paydowns of mortgage backed securities. Loans, net increased $4,637,000 or 2.27%. Decreases of $259,000 or 8.84% for other real estate owned, net and $228,000 or 4.56% for accrued interest receivable and other assets partially offset the aforementioned increases.

     Total deposits increased $17,624,000 or 6.52% from $270,175,000 at December 31,1994 to $287,799,000 at March 31,1995. While interest bearing demand increased $2,936,000 or 5.02%, Time under $100,000 increased $12,660,000, or
13.98% and Time $100,000 and over increased $7,338,000, or 41.19% and savings decreased $5,199,000, or 8.07% .

     Other liabilities decreased $8,666,000 or 82.25% from December 31, 1994 to March 31, 1995. The decrease was due to a $9,648,000 decrease in securities sold under agreement to repurchase which was partially offset by increases of $429,000 for current taxes payable, $240,000 for accrued interest payable and $249,000 for accrued expenses.

Asset Quality

     Nonperforming loans increased $577,000, or 11.35% from $5,082,000 at December 31,1994 to $5,659,000 at March 31, 1995, while nonperforming assets increased $275,000 or 3.30% from $8,324,000 at December 31,1994 to $8,599,000 at
March 31,1995. The table below presents on a quarterly basis loans accounted for on a nonaccrual basis, loans which are contractually past due 90 days or more and nonperforming assets.

(In thousands)                                   Three month period ending:
                                         03/95      12/94      09/94      06/94
                                        -------    -------    -------    -------
Nonaccruing loans ..................    $ 5,573    $ 4,869    $ 6,742    $ 8,132
Accruing loans 90 days past ........         86        213        216        212
                                        -------    -------    -------    -------
Total Nonperforming loans ..........      5,659      5,082      6,958      8,344

Other Real Estate Owned ............      2,940      3,242      6,756      6,625
                                        -------    -------    -------    -------
Total Nonperforming Assets .........      8,599      8,324     13,714     14,969

Accruing TDR .......................      1,503      1,126      1,547      1,448
                                        -------    -------    -------    -------
Total Risk Elements ................    $10,102    $ 9,450    $15,261    $16,417
                                        =======    =======    =======    =======
                                                                        Three month period ending:
                                                                 03/95      12/94      09/94      06/94
                                                                -----      -----      -----      -----
Percentage of nonperforming loans to total loans ............    2.57%      2.38%      3.48%      4.36%

Percentage of nonperforming assets to total loans
    and other real estate owned .............................    3.86%      3.84%      6.64%      7.56%

Percentage of nonperforming assets to total assets ..........    2.72%      2.72%      4.56%      5.07%

Percentage of allowance for possible loan losses to:
         Total Loans ........................................    2.01%      1.97%      2.03%      2.40%

         Nonperforming Loans ................................   78.30%     82.98%     58.16%     55.02%

Percentage of allowance for possible loan and OREO losses to:

         Nonperforming Assets ...............................   54.65%     54.41%     34.83%     35.77%

Liquidity

     The Company actively manages its liquidity position under policies and procedures intended to insure that the Company will maintain adequate levels of available funds. Liquidity is measured by the Company's ability to raise cash at a reasonable cost or with a minimum of loss. Liquidity planning is necessary so that the Company will be capable of funding all obligations to its customers at all times, from meeting their immediate cash withdrawal requirements to fulfilling their short-term credit needs. The Company's asset liquidity consists of cash and due from banks, money market investments, investment securities that mature within one year and loans that mature or reprice in one year or less. Cash and due from banks decreased $2,871,000, or 23.92% and money market investments decreased $57,000, or 20.58% from December 31, 1994 to March 31, 1995. As of March 31, 1995 investment securities in the amount of $7,213,000 mature within one year and loans in the amount of $146,309,000 either mature or reprice within one year.


     Deposits are the most important source of funds for the Bank. Deposits increased $17,624,000, or 6.52% from December 31, 1994 to March 31, 1995. The deposit base encountered substantial increases in both certificates of deposit $100,000 and over and those under $100,000, and the combined increase was $19,998,000, or 18.45%. This increase was partially offset by a $5,199,000, or 8.07% decrease in savings deposits.

     The Company had no material commitments for capital expenditures as of March 31, 1995.

Capital

     The table below presents selected ratios for the quarter ended March 31, 1995:

                                       Bank           Company         Regulatory
                                                                        Minimum
Risk Based Capital                   03/31/95         03/31/95         03/31/95
- ------------------                   --------         --------         --------
Tier I ....................          13.63%            13.66%            4.00%

Total .....................          14.88%            14.91%            8.00%

Leverage ..................           8.44%             8.46%            6.00%


Part II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders
On or about March 27, 1995, Registrant mailed to its shareholders a proxy statement (Proxy Statement) for the purpose of soliciting proxies for use at its Annual Meeting of Shareholders. The proxies were solicited pursuant to
Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition thereto.

At the Annual Meeting, held April 18, 1995, the shareholders approved the following proposals as set forth in the Proxy Statement:

1. The election of four directors.
2. Approval of the 1995 Officers and Employees Incentive Stock Option Plan which provides for up to 55,000 shares of stock to be issued to officers and employees of the Corporation and its subsidiaries.
3. Such other business as may properly come before the Meeting.

Item 5 - Other Information
The Company is listed on the NASDAQ Small-Cap Market under the symbol GRDN and is also listed on the Boston Stock Exchange under the symbol GSB. Ryan Beck & Co., Janney Montgomery Scott, Inc., Sandler, O'Neill & Partners, and Herzog, Heine, Geguld, Inc. serve as market makers for the stock.

Item 6(a) - Exhibits
(a)(3) Exhibits
         Lists of Exhibits
         (3)(a) Certificate of Incorporation of the Company (Incorporated by reference to GSB's Registration Statement on Form S-14, filed September 5, 1984 (Exhibit II).

         (b)  Amendment  to   Certificate  of   Incorporation   of  the  Company
         (Incorporated by reference to GSB's Form 10-K for the year ended December 31, 1990 (Exhibit 3.b)).

         (c) By-laws of the Company (Incorporated by reference to GSB's Registration Statement on Form S-14, filed September 5, 1984 (Exhibit 3
         Part II).

Item 6(b) - Reports on Form 8-K

     The Company filed a current report on Form 8-K on April 26, 1995 under Item 5 of Form 8-K regarding the Company's first quarter 1995 results and, in the exhibits to Form 8-K listed certain amended and restated change of control agreements, and is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                              Garden State BancShares, Inc.



    Date:  May 12, 1995                      THEODORE D. BESSLER
                                             -----------------------------------
                                             Theodore D. Bessler
                                             President and Chief Executive
                                               Officer




    Date:  May 12, 1995                      ROBERT T. ENGLISH
                                             -----------------------------------
                                             Robert T. English
                                             Sr. Vice President and
                                               Chief Financial Officer