Form 10-Q
period 1995-06-30
GARDEN STATE BANCSHARES INC
filed 1995-08-11
CIK 752390

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995
                                -------------------

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

Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
         Class                                             August 03, 1995
- --------------------------                               ------------------
Common Stock, No Par Value                                   3,093,993

                         GARDEN STATE BANCSHARES, INC.

                                     INDEX

Part 1:  Financial Information

         Item 1. - Financial Statements

         Consolidated Balance Sheets at June 30, 1995
              and December 31, 1994

         Consolidated Statements of Operations for the Three
              Months Ended June 30, 1995 and 1994

         Consolidated Statements of Operations for the Six
              Months Ended June 30, 1995 and 1994

         Consolidated Statement of Changes in Stockholders'
              Equity for the Six months ended June 30, 1995

         Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 1995 and 1994


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

         Item 6(b) - Reports on Form 8-K

         Signatures

Part 1 - Financial Information

GARDEN STATE BANCSHARES, INC.
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

                                                        June 30,     December 31,
                                                          1995           1994
                                                        ---------     ---------
Assets

Cash and due from banks ...........................     $  10,994     $  12,002
Interest bearing deposits with banks
     with maturities of
     three months or less .........................           109           277
Federal funds sold ................................         5,800           400
                                                        ---------     ---------
    Total Cash and Cash Equivalents ...............        16,903        12,679

Investments available for sale (Note 2) ...........        17,618        17,133

Investments held to maturity: (Note 3)

    U.S. Treasury Securities ......................        28,182        28,197
    Obligation of other Government agencies .......        15,870        17,346
    Obligations of state and
        political subdivisions ....................         6,688         5,385
    Other securities ..............................           673           630
                                                        ---------     ---------
        Total investments held to maturity ........        51,413        51,558

Loans available for sale ..........................         7,346         5,461

Loans, net of unearned income .....................       210,927       208,097
    Less: Allowance for possible loan losses ......         4,181         4,217
                                                        ---------     ---------
        Loans, net ................................       206,746       203,880

Bank premises and equipment, net (Note 4) .........         8,215         7,757
Other Real Estate Owned, net ......................         2,269         2,930
Accrued interest receivable and other assets ......         4,829         5,000
                                                        ---------     ---------
        Total assets ..............................     $ 315,339     $ 306,398
                                                        =========     =========

GARDEN STATE BANCSHARES, INC.
Consolidated Balance Sheets (Continued)
(In Thousands)
(Unaudited)

                                                        June 30,     December 31,
                                                          1995           1994
                                                        ---------     ---------
Liabilities and Stockholders' Equity
Deposits:
    Demand noninterest bearing ....................     $  39,485     $  38,859
    Demand interest bearing .......................        64,643        58,530
    Savings .......................................        59,030        64,403
    Time - under $100,000 .........................       111,970        90,568
    Time - $100,000 and over ......................        11,530        17,815
                                                        ---------     ---------
        Total Deposits ............................       286,658       270,175

Other liabilities and borrowed funds ..............         1,005        10,536
        Total liabilities .........................       287,663       280,711

Shareholders' Equity:
    Common stock, no par value
    Authorized 4,088,091 shares,
        issued and outstanding,
        3,045,455 shares at June 30, 1995
        3,028,352 shares at December 31, 1994 .....        12,302        12,302
    Capital surplus ...............................         9,290         9,150
    Undivided profits .............................         6,032         4,591
    Fair market value adjustment of
        investments available for sale ............            52          (356)
                                                        ---------     ---------
Total stockholders' equity ........................        27,676        25,687
                                                        ---------     ---------
    Total liabilities and
       stockholders' equity .......................     $ 315,339     $ 306,398
                                                        =========     =========

        GARDEN STATE BANCSHARES, INC.
        Consolidated Statements of Operations
        (In Thousands Except for per Share Data)
        (Unaudited)

For the three months ended June 30,                      1995            1994
                                                      ----------      ----------
Interest Income:
    Interest and fees on loans .................      $    5,119      $    3,929
    Interest on investments securities
        Taxable ................................             921             965
         Exempt from federal income tax ........              66              72
    Interest on Federal  funds sold ............             144              21
    Interest on cash due from banks ............               1              37
                                                      ----------      ----------
    Total interest income ......................           6,251           5,024
                                                      ----------      ----------
Interest Expense:
    Demand interest bearing and savings ........             753             771
    Time .......................................           1,400             804
    Time $100,000 and over .....................             336             177
    Borrowed funds .............................             --                4
                                                      ----------      ----------
        Total interest expense .................           2,489           1,756
                                                      ----------      ----------
        Net interest income ....................           3,762           3,268

Provision for possible loan losses .............             --               94
                                                      ----------      ----------
    Net interest income after provision
        for loan losses ........................           3,762           3,174
                                                      ----------      ----------
Noninterest income:
    Service charges - deposit accounts .........             406             308
    Other charges, commissions and fees ........             307             272
    Gain on sale of loans ......................              27             204
    Gain on sale of securities .................             --               12
    Other noninterest income ...................              18              11
                                                      ----------      ----------
        Total noninterest income ...............             758             807
                                                      ----------      ----------

GARDEN STATE BANCSHARES, INC.
Consolidated Statements of Operations (Continued)
(In Thousands Except for per Share Data)
(Unaudited)

For the three months ended June 30,                      1995            1994
                                                      ----------      ----------
Noninterest expense:
    Salaries, wages ............................           1,348           1,360
    Employee benefits ..........................             399             360
    Occupancy expense ..........................             309             287
    Other real estate owned ....................             137             441
    FDIC premium ...............................             173             206
    Other ......................................           1,026             869
                                                      ----------      ----------
        Total noninterest expense ..............           3,392           3,523
                                                      ----------      ----------
        Income before income taxes .............           1,128             458

Income tax expense .............................             338              27
                                                      ----------      ----------
    Net income .................................      $      790      $      431
                                                      ==========      ==========

Earnings per share of Common Stock .............      $     0.26      $     0.20
                                                      ==========      ==========

Weighted average shares outstanding ............       3,037,337       2,115,288
                                                       =========       =========

GARDEN STATE BANCSHARES, INC.
Consolidated Statements of Operations
(In Thousands Except for per Share Data)
(Unaudited)

For the six months ended June 30,                        1995            1994
                                                      ----------      ----------
Interest Income:
    Interest and fees on loans .................      $   10,109      $    7,630
    Interest on investments securities
        Taxable ................................           1,848           2,072
         Exempt from federal income tax ........             134             146
    Interest on Federal  funds sold ............             272              32
    Interest on cash due from banks ............               7              69
                                                      ----------      ----------
    Total interest income ......................          12,370           9,949
                                                      ----------      ----------

Interest Expense:
    Demand interest bearing and savings ........           1,512           1,523
    Time .......................................           2,519           1,683
    Time $100,000 and over .....................             733             288
    Borrowed funds .............................              74               6
                                                      ----------      ----------
        Total interest expense .................           4,838           3,500
                                                      ----------      ----------
        Net interest income ....................           7,532           6,449

Provision for possible loan losses .............              87             417
                                                      ----------      ----------
    Net interest income after provision
        for loan losses ........................           7,445           6,032
                                                      ----------      ----------

GARDEN STATE BANCSHARES, INC.
Consolidated Statements of Operations (Continued)
(In Thousands Except for per Share Data)
(Unaudited)

For the six months ended June 30,                        1995            1994
                                                      ----------      ----------
Noninterest income:
    Service charges - deposit accounts .........             744             605
    Other charges, commissions and fees ........             610             532
    Gain on sale of loans ......................             122             367
    Gain on sale of securities .................             --              133
    Other noninterest income ...................              29              21
                                                      ----------      ----------
        Total noninterest income ...............           1,505           1,658
                                                      ----------      ----------

Noninterest expense:
    Salaries, wages ............................           2,708           2,679
    Employee benefits ..........................             788             670
    Occupancy expense ..........................             601             610
    Other real estate owned ....................             334             718
    FDIC premium ...............................             346             413
    Other ......................................           2,053           1,738
                                                      ----------      ----------
        Total noninterest expense ..............           6,830           6,828
                                                      ----------      ----------
        Income before income taxes .............           2,120             862

Income tax expense .............................             679              50
                                                      ----------      ----------
    Net income .................................      $    1,441      $      812
                                                      ==========      ==========

Earnings per share of Common Stock .............      $     0.48      $     0.42
                                                      ==========      ==========

Weighted average shares outstanding ............       3,033,160       1,920,714
                                                      ==========      ==========

GARDEN STATE BANCSHARES, INC.
Consolidated Statements of Changes in Stockholder's Equity
(In Thousands)
(Unaudited)

                                     Common     Capital    Retained   Investment
                                     Stock      Surplus    Earnings    Valuation      Total
                                    --------------------------------------------------------
Balance, January 1, 1995 ......     $12,302      $9,150      $4,591      $(356)      $25,687

Net Income ....................         --          --        1,441        --          1,441

Proceeds from Issuance of Stock         --          140         --         --            140

Fair Market Value Adjustment of
Investments Available for Sale          --          --          --         408           408

Balance, June 30, 1995 ........     $12,302      $9,290      $6,032      $  52       $27,676

GARDEN STATE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

For the six months ended June 30,                                       1995             1994
                                                                      --------         --------
Cash flows from operating activities:
  Net Income .................................................        $  1,441         $    812
  Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization ............................             411              476
    Provision for loan losses ................................              87              417
    Provision for other real estate owned ....................              72              305
    Accretion of discount on investment securities ...........              (9)             (68)
    Amortization of premium on investment securities .........              94              128
    Gain on sale of investments available for sale ...........            --               (133)
    Loss on call of investment held to maturity ..............               1             --
    Gain on sale of loans ....................................            (122)            (367)
    Gain on sale of other real estate owned ..................             (56)             (24)
    Sale of loans available for sale .........................           4,190           11,012
    (Increase) decrease  in income tax receivable ............             (95)             148
    Deferred tax benefit .....................................              20              116
    Decrease in deferred loan fees ...........................             (69)             (27)
    Decrease (increase) in interest receivable ...............              88             (300)
    Increase (decrease) in interest payable ..................             192              (38)
    Decrease (increase) in purchase
       mortage servicing rights ..............................              30             (458)
    (Increase) decrease in other assets ......................            (142)             170
    Decrease in other liabilities ............................             (75)            (210)
                                                                      --------         --------
    Total adjustments ........................................           4,617           11,147
                                                                      --------         --------
Net cash provided by operating activities ....................           6,058           11,959
                                                                      ========         ========

Cash flows from investment activities:
Proceeds from sale of investments available for sale .........            --             17,018
Proceeds from maturities of investments
  available for sale .........................................             166            4,666
Proceeds from maturities of investments
  held to maturity ...........................................           4,148            5,110
Purchase of investment securities held to maturity ...........          (4,062)         (10,676)
Purchase of investment securities available for sale .........            --            (13,182)
Net increase in loans ........................................         (10,038)         (13,973)
Recoveries of loans previously charged off ...................             213              186
Proceeds from sale of other real estate owned ................           1,634            1,828
Property and equipment expenditures ..........................            (870)            (153)
                                                                      --------         --------
  Net cash applied to investing activities ...................          (8,809)          (9,176)
                                                                      ========         ========

GARDEN STATE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In Thousands)
(Unaudited)

For the six months ended June 30,                                       1995             1994
                                                                      --------         --------
Cash flows from financing activities:
Net increase (decrease) in demand deposits
  and saving accounts ........................................           1,366             (875)
Net increase (decrease) in time deposits .....................          15,117           (8,639)
Repayments of short-term borrowings ..........................          (9,648)            --
Proceeds from issuance of common stock .......................             140            3,280
                                                                      --------         --------
  Net cash provided by (applied to) financing activities......           6,975           (6,234)
                                                                      ========         ========

Net increase cash and cash equivalents .......................           4,224           (3,451)
Cash and cash equivalents at beginning of year ...............          12,679           19,066
                                                                      --------         --------
Cash and cash equivalents at end of year .....................        $ 16,903         $ 15,615
                                                                      ========         ========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
  Interest ...................................................        $  4,646         $  3,538
                                                                      ========         ========
  Income taxes ...............................................             754             --
                                                                      ========         ========

Supplemental schedule of noncash investing financing activities:
    During the six months ended June 30, 1995 and 1994, the Bank transferred assets of approximately $988,000 and $2,293,000 respectively, to other real estate owned from the loan portfolio.

Notes to Consolidated Financial Statements
(Unaudited)


1.  Basis of Presentation

          The accompanying consolidated condensed financial statements as presented for the six months ended June 30,1995 and 1994 are unaudited and in the opinion of Garden State Bancshares, Inc. (the "Company") reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are not necessarily indicative of results for the year. "The Bank", as referred to hereinafter, refers to Garden State Bank, the Company's sole subsidiary.

2.   Securities Available for Sale

          The amortized cost and approximate market value (carrying value) of securities available for sale are summarized as follows:

                                                               June 30,1995
                                                          Amortized       Market
                                                             Cost         Value
                                                           -------       -------
U.S. Treasury ......................................       $ 3,000       $ 2,987
Obligations of other Government agencies ...........        14,445        14,552
Other Securities ...................................            87            79
                                                           -------       -------
                                                           $17,532       $17,618
                                                           =======       =======
                                                             December 31,1994
                                                          Amortized       Market
                                                             Cost         Value
                                                           -------       -------
U.S. Treasury ......................................       $ 3,000       $ 2,913
Obligations of other Government agencies ...........        14,617        14,106
Other Securities ...................................           109           114
                                                           -------       -------
                                                           $17,726       $17,133
                                                           =======       =======

3.  Investment Securities

          The amortized cost (carrying value) and approximate market value of investment securities are summarized as follows:

                                                               June 30,1995
                                                          Amortized       Market
                                                             Cost         Value
                                                            -------      -------
U.S. Treasury ........................................      $28,182      $28,061
Obligations of other Government agencies .............       15,870       15,731
Obligations of State & Political Subdivisions ........        6,688        6,791
Other Securities .....................................          673          667
                                                            -------      -------
                                                            $51,413      $51,250
                                                            =======      =======
                                                             December 31,1994
                                                          Amortized       Market
                                                             Cost         Value
                                                            -------      -------
U.S. Treasury ........................................      $28,197      $26,366
Obligations of other Government agencies .............       17,346       16,314
Obligations of State & Political Subdivisions ........        5,385        5,425
Other Securities .....................................          630          627
                                                            -------      -------
                                                            $51,558      $48,732
                                                            =======      =======

4.  Premises and Equipment

          The Bank operates from its Corporate Headquarters located in Jackson, New Jersey. It also maintains nine branches, one is in Jackson, adjacent to the corporate headquarters, two are in Lakewood Township, two in Dover Township, and one each in Brick Township, Whiting, Wall Township and Seaside Heights. The Bank owns its headquarters facility and its Brick Township and Route 70 Lakewood branch offices. The remaining branches are leased. The Bank also owns a parcel of undeveloped land in Jackson Township, which it periodically evaluates as a site for a potential future branch office.

5.  Regulatory Matters

          Effective as of June 30, 1994 the Bank entered into a Memorandum of Understanding (the "Bank MOU") with the Federal Deposit Insurance Corporation (the "FDIC") and the New Jersey Department of Banking (the "Department") whereby it agreed to undertake certain actions and refrain from certain actions in order to correct certain deficiencies observed by the FDIC and the Department in their examinations of the Bank. In April 1995, the FDIC and Department concluded regulatory examinations as of December 31, 1994. On May 23,1995 the Bank was notified that the Bank MOU had been lifted.

6.  Change in Accounting Principles

          Effective January 1, 1995 the Company adopted Statement of Financial Account Standards ("SFAS")114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 and SFAS 118 address the accounting treatment of certain impaired loans. A loan is considered impaired when, based upon current information and events, it is probable that a creditor will be unable to collect amounts due. SFAS 114 and SFAS 118 do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at the lower of cost or fair value, leases or debt securities. Prior to January 1, 1995, the Company's "impaired" loans were described as, and included in, "nonaccruing" loans.

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

      All financial information and schedules have been reclassified to conform with SFAS No. 114 guidelines. Accordingly, insubstance foreclosure loans and the associated allowance have been reclassified from Other Real Estate Owned to the loan portfolio. Likewise, the provision for possible Other Real Estate Owned losses associated with insubstance foreclosure loans has been reclassified from Other Real Estate Owned expense to the provision for loan losses. Based upon these new accounting standards as of June 30, 1995 the Company had impaired loans of $5,265,000.

Management's Discussion and Analysis of Financial Condition and
Results of Operations


Results of Operations for the Three Month Period

          The company reported net income of $790,000 for the three months ended June 30, 1995 an increase of $359,000 or 83.29% as compared to net income of $431,000 for the same period in 1994. The primary factors contributing to the improved performance in 1995 were an increase in net interest income of $494,000 as well as a $94,000 decrease in the provision for possible loan losses and a $131,000 decrease in noninterest expense. These factors were partially offset by a decrease in noninterest income of $49,000 and an increase in income tax expense of $311,000.

          Net income per share for the three months ended June 30,1995 was $0.26 compared to $0.20 for the same period in 1994.

          Interest income increased $1,227,000 or 24.42% for the second quarter of 1995 compared to the same period in 1994. The improvement was primarily due to an increase of $1,190,000 or 30.29% in interest and fees on loans as well as an increase of $87,000 or 150.00% in interest on Short Term Investments, including Federal Funds Sold and Interest Bearing Deposits with Banks. Average performing loan balances increased $31,074,000 during the second quarter of 1995 compared to the same period in 1994 and the yield increased 111 basis points. In addition, average balances for short term investments, including Federal Funds Sold and Interest Bearing Deposits with banks, increased $2,585,000 and the yield increased 271 basis points. Although average balances for investments during the second quarter of 1995 as compared to the same period in 1994 decreased $3,572,000, the yield increased 44 basis points. The yield on earning assets increased to 8.42% for the second quarter of 1995 from 7.38% for the same period in 1994.

          During the second quarter of 1995 as compared to the second quarter of 1994, interest expense increased $733,000 or 41.74%. Interest expense on CD's under $100,000 increased $596,000 or 74.13% as a result of both a $12,113,000 increase in average balances as well as an increase in yield of 185 basis points. Interest expense on CD's $100,000 and over increased $159,000 or 89.83% due to both a $5,403,000 increase in average balances coupled with a 184 basis point increase in yield. The yield on interest bearing liabilities for the second quarter increased from 2.94% at June 30, 1994 to 3.99% at June 30, 1995.

          Net interest income for the second quarter of 1995 as compared to the same period in 1994 increased $494,000 or 15.12%. The Company's net interest margin (FTE) increased from 4.87% to 5.13% for the three month period ending June 30, 1995 compared to the same period a year ago.

          The provision for possible loan losses represents charges to current operations. These charges allow management to maintain an allowance for possible loan losses it considers adequate to cover the risk of losses associated with its loan portfolio. Management reviews the allowance on a monthly basis and monitors deteriorating loans on a continual basis. During the second quarter of 1995, management did not authorize any charges to the provision for possible loan losses, compared to the authorization of $94,000 for the same period last year.

          For the three month period ending June 30, 1995, there was no provision made for possible loan losses and therefore the only change in the allowance for possible loan losses was net charge-offs of $250,000 which resulted in an allowance for possible loan losses of $4,181,000 at June 30, 1995 compared to $4,431,000 at March 31, 1995.

          Noninterest income decreased $49,000 for the three months ended June 30,1995 compared to the same period a year ago. The decrease was attributable to a decline of $177,000 and $12,000 on the gain on sale of loans and securities, respectively. The decrease was partially offset by an increase of $98,000 for service charges on deposit accounts and an increase of $35,000 for other charges, commissions and fees. During the three months ended June 30, 1995, the principal balance of loans sold was $2,063,000 compared to $6,692,000 for the same period last year. There were no sales of investment securities available for sale during the three month period ending June 30, 1995 whereas $7,942,000 of securities were sold during the same period in 1994.

          Noninterest expense decreased $131,000 during the second quarter of 1995 as compared to the same period in 1994. Other real estate owned expense decreased $304,000 or 68.93% and FDIC insurance premium decreased $33,000 or 16.02%. These factors were partially offset by an increase in salaries and employee benefits of $27,000 or 1.57%, occupancy expense of $22,000 or 7.67% and other expense of $157,000 or 18.07%. The increase in salaries and employee benefits expense was primarily due to a $20,000 increase in ESOP and 401K accruals, a $18,000 increase in management incentive accruals and a $14,000 increase in medical and dental plan expenses. These increases were partially offset by a $16,000 decrease in salary expense. The major portion of the increase in occupancy expense was due to higher net rental and real estate tax expense. The decrease in other real estate owned expense was the result of a lower provision as well as lower operating expenses. The FDIC insurance premium expense reduction was due to a lower assessment rate. The increase in other expense was primarily due to a $65,000 accrual made in connection with an employee separation settlement as well as a $36,000 increase in legal fees, a $35,000 increase in shareholders expense, a $29,000 increase in advertising expense and a $19,000 increase in business development expenses. These increases were partially offset by a $49,000 decrease in equipment expense.

          Income tax expense increased $311,000 for the three months ended June 30, 1995 compared to the same period a year ago. There was no federal income tax expense during this period in 1994 due to the realization of the net operating loss carryforward from 1993.


Results of Operations for the Six Month Period

          The Company reported net income of $1,441,000 for the six months ended June 30,1995, an increase of $629,000, or 77.46%, as compared to net income of $812,000 for the same period in 1994. The primary factors contributing to the improved performance in 1995 were an increase in net interest income of $1,083,000 as well as a $330,000 decrease in the provision for possible loan losses. These factors were partially offset by a decrease in noninterest income of $153,000, and an increase in income tax expense of $629,000.

       Net income per share for the six months ended June 30, 1995 was $0.48 compared to $0.42 for the same period last year.

          Interest income increased $2,421,000 or 24.33% for the first six months of 1995 compared to the same period in 1994. The improvement was due primarily to an increase of $2,479,000 or 32.49% in interest and fees on loans, due in part to an increase of $31,632,000 or 17.44% in average performing loans from $181,369,000 at June 30,1994 to $213,001,000 at June 30,1995. Additionally,
loan fees increased $42,450 or 10.88% from $389,994 for the first six months of 1994 to $432,444 for the same period in 1995. Interest on Short Term Investments, including Federal Funds Sold and Interest Bearing Deposits, increased $178,000 or 176.24% from $101,000 for the six months ended June 30, 1994 to $279,000 for the same period in 1995. The increase was the result of a 50.87% increase in average balances as well as an increase in the rate of return. The yield on earning assets increased to 8.40% at June 30, 1995 compared to 7.31% at June 30,1994.

          Interest expense increased $1,338,000 or 38.23% from $3,500,000 for the first six months of 1994 to $4,838,000 for the same period in 1995. Interest expense for demand deposits increased $133,000 or 21.51% as a result of both a $5,698,000 increase in average balances and a 23 basis point increase in rate. Interest expense for CD's under $100,000 increased $836,000 or 49.67% due to both a $4,466,000 increase in average balances and a 150 basis point increase in rate. Interest expense for CD's $100,000 and over increased $445,000 or 154.51% as a result of a $9,619,000 increase in average balances coupled with a 214 basis point increase in rate. Interest expense for other borrowed funds increased $68,000. Average balances increased $1,991,000 and the interest rate increased by 264 basis points. The yield on interest bearing liabilities increased 94 basis points from 2.95% at June 30,1994 to 3.89% at June 30,1995.

          Net interest income for the first six months of 1995 as compared to the same period in 1994 increased $1,083,000 or 16.79%. The Company's net interest margin (FTE) increased from 4.81% at June 30, 1994 to 5.17% at June 30, 1995.

          The provision for possible loan losses represents charges to current operations. The charges to current operations allow management to maintain an allowance for possible loan losses it considers adequate to cover the risk of losses associated with its loan portfolio. Management reviews the allowance on a monthly basis, and monitors deteriorating loans on a continual basis. In the first six months of 1995 management authorized charges to the provision for loan losses of $87,000, compared to $417,000 during the first six months of 1994.

          The provision for possible loan losses for the six months ended June 30,1995 of $87,000, and net charge-offs of $123,000, resulted in an allowance for possible loan losses of $4,181,000 at June 30,1995 as compared to $4,217,000 at December 31,1994. The allowance for possible loan losses at June 30,1995 represented 68.90% of nonperforming loans at such date. The allowance for possible loan losses plus the allowance for OREO losses represented 51.65% of total nonperforming assets at June 30,1995. The allowance for possible loan losses of $4,217,000 represented 82.98% of nonperforming loans at December 31,1994, while the allowance for possible loan losses and allowance for OREO losses represented 54.41% of total nonperforming assets at such date.

          Noninterest income decreased $153,000 or 9.23%, during the first six months of 1995 compared to the first six months of 1994. The decrease was attributable to a decline of $133,000 in gain on sale of securities and $245,000 in gain on sale of loans. These reductions in noninterest income were partially offset by an increase of $139,000 for service charges on deposit accounts and $78,000 for other charges, commissions, and fees. During the first six months of 1995, the principal balance of loans sold was $4,068,000 as compared to $10,645,000 for the same period in 1994. There were no sales of investment securities available for sale during the first six months of 1995, whereas $16,885,000 of securities were sold during the same period in 1994.

          Noninterest expense remained stable comparing the first six months of 1995 to the same period in 1994. Salaries and employee benefits increased $147,000 or 4.39% and other expense increased $315,000 or 18.12%. These factors were partially offset by a decrease in occupancy expense of $9,000 or 1.48%, other real estate owned expense of $384,000 or 53.48% and FDIC premium of $67,000 or 16.22%. The increase in salaries and benefits expense was primarily due to a $56,000 increase in management incentives, a $37,000 increase in medical and dental expenses and a $41,000 increase in accruals for ESOP and 401K expenses. The increase of $315,000 in other expense was due primarily to a payment of $175,000 made in connection with an employee separation settlement, as well as a $46,000 increase in professional and other fees, a $40,000 increase in advertising expense, a $31,000 increase in business development and travel expense, a $39,000 increase in shareholder expense, and a $24,000 increase in stationary and supplies expense. These increases were partially offset by a decrease of $35,000 for legal fees and a $92,000 decrease in furniture and equipment expense.

          Income tax expense increased $629,000 for the six months ended June 30,1995 as compared to the same period in 1994. There was no federal income tax expense during the first six months of 1994 due to the realization of the net operating loss carryforward from 1993.


Financial Condition

         During the first six months of 1995, total assets increased $8,941,000 or 2.92% from $306,398,000 at December 31,1994 to $315,339,000 at June 30,1995.
Total cash and cash equivalents increased by $4,224,000 or 33.31%. The held to maturity securities portfolio remained relatively stable. The increase in the available for sale securities portfolio of $485,000 or 2.83% was due to a $678,000 SFAS No. 115 mark to market adjustment offset by paydowns of mortgage backed securities. Loans (net) increased $2,866,000 or 1.41% and bank premises and equipment increased $458,000 or 5.90%. Decreases of $661,000 or 22.56% for other real estate owned (net) and $171,000 or 3.42% for accrued interest receivable and other assets partially offset the aforementioned increases.

        Total deposits increased $16,483,000 or 6.10% from $270,175,000 at December 31,1994 to $286,658,000 at June 30,1995. While Interest Bearing Demand increased $6,113,000 or 10.44% and Time under $100,000 increased $21,402,000, or
23.63%, Time $100,000 and over decreased $6,285,000, or 35.28% and Savings decreased $5,373,000, or 8.34%.

     Other liabilities decreased $9,531,000 or 90.46% from December 31, 1994 to June 30, 1995. The decrease was due to a $9,648,000 decrease in securities sold under agreement to repurchase which was partially offset by an increase of $192,000 for accrued interest payable.

Asset Quality

          Nonperforming loans increased $986,000, or 19.40% from $5,082,000 at December 31,1994 to $6,068,000 at June 30, 1995, while nonperforming assets increased $270,000 or 3.24% from $8,324,000 at December 31,1994 to $8,594,000 at
June 30,1995. The table below presents on a quarterly basis loans accounted for on a nonaccrual basis, loans which are contractually past due 90 days or more and other real estate owned.

(In thousands)                                  Three month period ending:
                                         06/95      03/95      12/94      09/94
                                        -------    -------    -------    -------
Nonaccruing loans ..................    $ 5,265    $ 5,573    $ 4,869    $ 6,742
Accruing loans 90 days past ........        803         86        213        216
                                        -------    -------    -------    -------
Total Nonperforming loans ..........      6,068      5,659      5,082      6,958

Other Real Estate Owned ............      2,526      2,940      3,242      6,756
                                        -------    -------    -------    -------
Total Nonperforming Assets .........      8,594      8,599      8,324     13,714

Accruing TDR .......................      1,544      1,503      1,126      1,547
                                        -------    -------    -------    -------
Total Risk Elements ................    $10,138    $10,102    $ 9,450    $15,261
                                        =======    =======    =======    =======

                                                 Three month period ending:
                                            06/95     03/95     12/94     09/94
                                            -----     -----     -----     -----
Percentage of nonperforming loans to
  total loans:                               2.78%     2.57%     2.38%     3.48%

Percentage of nonperforming assets to
  total loans and other real estate owned:   3.89%     3.86%     3.84%     6.64%

Percentage of nonperforming assets to
  total assets:                              2.73%     2.72%     2.72%     4.56%

Percentage of allowance for possible
  loan losses to:

         Total Loans                         1.92%     2.01%     1.97%     2.03%

         Nonperforming Loans                68.90%    78.30%    82.98%    58.16%

Percentage of allowance for possible
  loan and OREO losses to:

         Nonperforming Assets               51.65%    54.65%    54.41%    34.83%

Liquidity

       The Company actively manages its liquidity position under policies and procedures intended to insure that the Company will maintain adequate levels of available funds. Liquidity is measured by the Company's ability to raise cash at a reasonable cost or with a minimum of loss. Liquidity planning is necessary so that the Company will be capable of funding all obligations to its customers at all times, from meeting their immediate cash withdrawal requirements to fulfilling their short-term credit needs. The Company's asset liquidity consists of cash and due from banks, money market investments, investment securities that mature within one year and loans that mature or reprice in one year or less. Cash and due from banks decreased $1,008,000, or 8.40% and money market investments decreased $168,000, or 60.65% from December 31, 1994 to June 30, 1995. As of June 30, 1995 investment securities in the amount of $8,984,000 mature within one year and loans in the amount of $141,436,000 either mature or reprice within one year.

     Deposits are the most important source of funds for the Bank. Deposits increased $16,483,000, or 6.10% from December 31, 1994 to June 30, 1995. The deposit base encountered substantial increases in both certificates of deposit under $100,000 and interest bearing demand of $21,402,000 or 23.63% and $6,113,000 or 10.44%, respectively. These increases were partially offset by a $5,373,000 or 8.34% decrease in savings deposits and a $6,285,000 or 35.28% decrease in certificates of deposit $100,000 and over.

     The Company had no material commitments for capital expenditures as of June 30, 1995.


Capital

     The table below presents selected ratios for the quarter ended June 30, 1995:

                                       Bank           Company         Regulatory
                                                                        Minimum
Risk Based Capital                  06/30/95          06/30/95         06/30/95
                                    --------          --------         ---------

Tier I ....................          14.05%            14.13%            4.00%

Total .....................          15.30%            15.38%            8.00%

Leverage ..................           8.64%             8.69%            6.00%

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

At the Annual Meeting, held April 18, 1995, the shareholders approved the following proposals as set forth in the Proxy Statement:

      1. The election of four directors:

                                                       Authority
                                         For           Withheld       Against
                                      ---------        ---------      -------
         H. George Buckwald           2,595,095          9,541          501

         Michael E. Levin             2,595,195          9,541          401

         Matthew A. Lindenbaum        2,595,596          9,541            0

         Ronald P. Vogel              2,595,596          9,541            0

      2. Directors whose terms extended beyond this Annual Meeting:

         Theodore D. Bessler
         Peter Boyarin
         Lee A. Harris
         Arnold D. Mohel
         Herbert E. Wishnick

      3. Approval of the 1995 Officers and Employees Incentive Stock Option Plan which provides for up to 55,000 shares of stock to be issued to officers and employees of the Corporation and its subsidiaries (2,370,135 for, 204,530 against and 30,472 abstentions).

      4. Such other business as may properly come before the Meeting.

Item 5 - Other Information
The Company is listed on the NASDAQ Small-Cap Market under the symbol GRDN and is also listed on the Boston Stock Exchange under the symbol GSB. Ryan Beck & Co., Janney Montgomery Scott, Inc., Sandler, O'Neill & Partners, and Herzog, Heine, Geguld, Inc. serve as market makers for the stock.

On June 13, 1995, Garden State Bancshares entered into an agreement and plan of merger with The Summit Bancorporation ("Summit"), a $5.5 billion bank holding company headquartered in Chatham, New Jersey, that provides for the acquisition of Garden State Bancshares by Summit. Upon consummation of the acquisition, each outstanding share of Garden State Bancshares stock will be exchanged for 1.08 shares of Summit Bancorp's common stock. Also, Garden State has the option, and is expected, to declare common dividends until the deal closes, in an amount equal to what Garden State shareholders would have received if the merger had occurred on June 13,1995. The transaction is expected to close in the fourth quarter. The merger is subject to approval by Garden State shareholders and by the appropriate state and federal banking authorities.

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

         (c) By-laws of the Company (Incorporated by reference to GSB's Registration Statement on Form S-14, filed September 5, 1984 (Exhibit 3
         Part II).

Item 6(b) - Reports on Form 8-K

     The Company filed a current report on Form 8-K on April 26, 1995 under Item 5 of Form 8-K regarding the Company's first quarter 1995 results and in the exhibits to Form 8-K listed certain amended and restated change of control agreements, and is incorporated herein by reference.

     The Company filed a current report on Form 8-K on June 28, 1995 regarding the Definitive Merger Agreement between Garden State BancShares Inc. and Summit Bancorporation and is incorporated herein by reference.

SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                                   Garden State BancShares, Inc.

DATE:   08/11/95                                   /s/THEODORE D. BESSLER
      -------------                                -----------------------------
                                                   Theodore D. Bessler
                                                   President and Chief
                                                     Executive Officer



DATE:   08/11/95                                   /s/ROBERT T. ENGLISH
      -------------                                -----------------------------
                                                   Robert T. English
                                                   Sr. Vice President and
                                                     Chief Financial Officer