Form 10-Q
period 1995-09-30
GARDEN STATE BANCSHARES INC
filed 1995-10-26
CIK 752390

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


      (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1995

                                        OR

  [ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transitional Period From                  To

                          Commission File Number 0-13108
                          GARDEN STATE BANCSHARES, INC.
              (Exact name of registrant as specified in its charter)

  New Jersey                                22-2549534
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

                            2290 West County Line Road
                            Jackson, New Jersey 08527
              (address of principal executive offices and zip code)

                                  (908)905-2200
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                               Outstanding at
                Class                       October 20, 1995

      Common Stock, no par value            3,114,953

                           GARDEN STATE BANCSHARES, INC.

                                      INDEX

                                                                Page
Part 1:  Financial Information

  Item 1. - Financial Statements . . . . . . . . . . . . . .      3

  Consolidated Balance Sheets at
      September 30, 1995 and December 31, 1994 . . . . . . .      3

  Consolidated Statements of Operations for the
      Three Months Ended September 30, 1995 and 1994 . . . .      4

  Consolidated Statements of Operations for the
      Nine Months Ended September 30, 1995 and 1994. . . . .      5

  Consolidated Statement of Changes in Stockholders'
      Equity for the Nine Months ended September 30, 1995. .      6

  Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1995 and 1994. . . . .      7


  Notes to Consolidated Financial Statements . . . . . . . .      8

  Item 2. - Management's Discussion and Analysis of
      Financial Condition and Results of Operations. . . . .      10

Part 2:  Other Information

  Item 5 - Other Information . . . . . . . . . . . . . . . .      16

  Item 6(a) - Exhibits . . . . . . . . . . . . . . . . . . .      16

  Signatures . . . . . . . . . . . . . . . . . . . . . . . .      17

Securities and Exchange Commission Form 10Q

Part 1:  Financial Information

                          GARDEN STATE BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (In Thousands)
                                   (Unaudited)

                                                September 30, December 31,
                                                    1995          1994
                                                ------------  ------------
Assets
Cash and due from banks. . . . . . . . . . . . . .  $  8,630    $ 12,002
Interest bearing deposits with banks
    With maturities of three months or less. . . .        77         277
Federal funds sold . . . . . . . . . . . . . . . .    14,500         400
                                                     -------     -------
 Total Cash and Cash Equivalents . . . . . . . . .    23,207      12,679

Investments available for sale (Note 2). . . . . .    17,332      17,133

Investments held to maturity: (Note 3)
 U.S. Treasury Securities. . . . . . . . . . . . .    28,175      28,197
 Obligation of other Government agencies . . . . .    15,629      17,346
 Obligations of state and
    political subdivisions . . . . . . . . . . . .     6,668       5,385
 Other securities. . . . . . . . . . . . . . . . .       646         630
                                                     -------     -------
    Total investments held to maturity . . . . . .    51,118      51,558

Loans available for sale . . . . . . . . . . . . .     8,949       5,461

Loans, net of unearned income. . . . . . . . . . .   201,589     208,097
 Less: Allowance for possible loan losses. . . . .     4,110       4,217
                                                     -------     -------
    Loans, net . . . . . . . . . . . . . . . . . .   197,479     203,880

Bank premises and equipment, net (Note 4). . . . .     8,071       7,757
Other Real Estate Owned, net . . . . . . . . . . .     3,347       2,930
Accrued interest receivable and other assets . . .     4,401       5,000
                                                     -------     -------
    Total Assets . . . . . . . . . . . . . . . . .  $313,904    $306,398
                                                     =======     =======
Liabilities and Stockholders' Equity
Deposits:
 Demand noninterest bearing. . . . . . . . . . . .  $ 40,246    $ 38,859
 Demand interest bearing . . . . . . . . . . . . .    64,122      58,530
 Savings . . . . . . . . . . . . . . . . . . . . .    58,036      64,403
 Time - under $100,000 . . . . . . . . . . . . . .   109,934      90,568
 Time - $100,000 and over. . . . . . . . . . . . .    11,518      17,815
                                                     -------     -------
    Total Deposits . . . . . . . . . . . . . . . .   283,856     270,175

Other liabilities and borrowed funds . . . . . . .     1,422      10,536
                                                     -------     -------
    Total liabilities. . . . . . . . . . . . . . .   285,278     280,711

Shareholders' Equity:
 Common stock, no par value
 Authorized 4,088,091 shares, issued and outstanding,
     3,114,953 shares at September 30, 1995 and
     3,028,352 shares at December 31, 1994 . . . .    12,302      12,302
 Capital surplus . . . . . . . . . . . . . . . . .     9,900       9,150
 Undivided profits . . . . . . . . . . . . . . . .     6,380       4,591
 Fair market value adjustment of
    investments available for sale . . . . . . . .        44        (356)
                                                     -------     -------
Total stockholders' equity . . . . . . . . . . . .    28,626      25,687
                                                     -------     -------
 Total liabilities and stockholders' equity. . . .  $313,904    $306,398
                                                     =======     =======

Securities and Exchange Commission Form 10Q

                          GARDEN STATE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                   (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                 1995      1994
Interest Income:
 Interest and fees on loans. . . . . . . . . . . .   $ 4,967    $ 4,271
 Interest on investments securities
    Taxable. . . . . . . . . . . . . . . . . . . .       919        967
     Exempt from federal income tax. . . . . . . .        83         74
 Interest on Federal  funds sold . . . . . . . . .       169         56
 Interest on cash due from banks . . . . . . . . .         1         36
                                                     -------    -------
 Total interest income . . . . . . . . . . . . . .     6,139      5,404
                                                     -------    -------

Interest Expense:
 Demand interest bearing and savings . . . . . . .       685        772
 Time  . . . . . . . . . . . . . . . . . . . . . .     1,530        840
 Time $100,000 and over. . . . . . . . . . . . . .       169        217
 Borrowed funds. . . . . . . . . . . . . . . . . .         -          5
                                                     -------    -------
    Total interest expense . . . . . . . . . . . .     2,384      1,834
                                                     -------    -------
    Net interest income. . . . . . . . . . . . . .     3,755      3,570
                                                     -------    -------
Provision for possible loan losses . . . . . . . .         -         50
                                                     -------    -------
 Net interest income after
    provision for loan losses. . . . . . . . . . .     3,755      3,520
                                                     -------    -------

Noninterest income:
 Service charges - deposit accounts. . . . . . . .       393        310
 Other charges, commissions and fees . . . . . . .       317        276
 Gain on sale of loans . . . . . . . . . . . . . .         9         27
 Loss on sale of securities. . . . . . . . . . . .         -         (8)
 Other noninterest income. . . . . . . . . . . . .        14         13
                                                     -------    -------
    Total noninterest income . . . . . . . . . . .       733        618
                                                     -------    -------

Noninterest expense:
 Salaries, wages . . . . . . . . . . . . . . . . .     1,374      1,377
 Employee benefits . . . . . . . . . . . . . . . .       358        303
 Occupancy expense . . . . . . . . . . . . . . . .       322        298
 Other real estate owned . . . . . . . . . . . . .       105        497
 FDIC premium. . . . . . . . . . . . . . . . . . .       (14)       196
 Other . . . . . . . . . . . . . . . . . . . . . .       784        961
                                                     -------    -------
    Total noninterest expense. . . . . . . . . . .     2,929      3,632
                                                     -------    -------
    Income before income taxes . . . . . . . . . .     1,559        506

Income tax expense . . . . . . . . . . . . . . . .       504         25
                                                     -------    -------

 Net income. . . . . . . . . . . . . . . . . . . .   $ 1,055    $   481
                                                     -------    -------

Earnings per share of Common Stock
    Income  per share - Primary. . . . . . . . . .   $  0.34    $  0.18
    Income  per share - Fully diluted. . . . . . .   $  0.34    $  0.18

Weighted average shares outstanding
    Primary. . . . . . . . . . . . . . . . . . . . 3,093,998  2,627,782
    Fully diluted. . . . . . . . . . . . . . . . . 3,093,998  2,735,735

Securities and Exchange Commission Form 10Q

                          GARDEN STATE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In Thousands)
                                   (Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                 1995       1994
Interest Income:
 Interest and fees on loans. . . . . . . . . . . .  $ 15,076    $ 11,901
 Interest on investments securities
    Taxable. . . . . . . . . . . . . . . . . . . .     2,767       3,039
     Exempt from federal income tax. . . . . . . .       217         220
 Interest on Federal  funds sold . . . . . . . . .       441          88
 Interest on cash due from banks . . . . . . . . .         8         105
                                                     -------     -------
 Total interest income . . . . . . . . . . . . . .    18,509      15,353
                                                     -------     -------

Interest Expense:
 Demand interest bearing and savings . . . . . . .     2,197       2,295
 Time  . . . . . . . . . . . . . . . . . . . . . .     4,049       2,523
 Time $100,000 and over. . . . . . . . . . . . . .       902         505
 Borrowed funds. . . . . . . . . . . . . . . . . .        74          11
                                                     -------     -------
    Total interest expense . . . . . . . . . . . .     7,222       5,334
                                                     -------     -------
    Net interest income. . . . . . . . . . . . . .    11,287      10,019
                                                     -------     -------

Provision for possible loan losses . . . . . . . .        87         467
                                                     -------     -------
 Net interest income after
    provision for loan losses. . . . . . . . . . .    11,200       9,552
                                                     -------     -------

Noninterest income:
 Service charges - deposit accounts. . . . . . . .     1,137         915
 Other charges, commissions and fees . . . . . . .       927         808
 Gain on sale of loans . . . . . . . . . . . . . .       131         394
 Gain on sale of securities. . . . . . . . . . . .         -         125
 Other noninterest income. . . . . . . . . . . . .        43          34
                                                     -------     -------
    Total noninterest income . . . . . . . . . . .     2,238       2,276
                                                     -------     -------

Noninterest expense:
 Salaries, wages . . . . . . . . . . . . . . . . .     4,082       4,060
 Employee benefits . . . . . . . . . . . . . . . .     1,146         969
 Occupancy expense . . . . . . . . . . . . . . . .       923         908
 Other real estate owned . . . . . . . . . . . . .       439       1,215
 FDIC premium. . . . . . . . . . . . . . . . . . .       332         609
 Other . . . . . . . . . . . . . . . . . . . . . .     2,837       2,699
                                                     -------     -------
    Total noninterest expense. . . . . . . . . . .     9,759      10,460
                                                     -------     -------
    Income before income taxes . . . . . . . . . .     3,679       1,368

Income tax expense . . . . . . . . . . . . . . . .     1,183          75
                                                     -------     -------
 Net income. . . . . . . . . . . . . . . . . . . .   $ 2,496    $  1,293
                                                     -------     -------

Earnings per share of Common Stock
    Income  per share - Primary. . . . . . . . . .   $  0.82    $   0.59
    Income  per share - Fully diluted. . . . . . .   $  0.82    $   0.53

Weighted average shares outstanding
    Primary. . . . . . . . . . . . . . . . . . . . 3,053,662   2,204,530
    Fully diluted. . . . . . . . . . . . . . . . . 3,053,662   2,429,076

Securities and Exchange Commission Form 10Q

                          GARDEN STATE BANCSHARES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (In Thousands)
                                   (Unaudited)


                                Common    Capital  Retained  Investment
                                 Stock    Surplus  Earnings  Valuation   Total
                                ------    -------  --------  ---------   ------

BALANCE, JANUARY 1, 1995 . .  $ 12,302   $ 9,150  $ 4,591    $ (356)   $ 25,687

Net Income . . . . . . . . .         -         -    2,496         -       2,496

Proceeds from Issuance
    of Stock . . . . . . . .         -       750        -         -         750

Dividends. . . . . . . . . .         -         -     (707)        -        (707)

Fair Market Value
   Adjustment of Investments
   Available for Sale. . . .         -         -        -       400         400
                                ------    ------    -----     -----     -------
BALANCE, SEPTEMBER 30, 1995.  $ 12,302   $ 9,900  $ 6,380    $   44    $ 28,626
                                ======    ======    =====     =====     =======

Securities and Exchange Commission Form 10Q

                          GARDEN STATE BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                   (Unaudited)

For the nine months ended September 30,                      1995    1994

Cash flows from operating activities:
 Net Income. . . . . . . . . . . . . . . . . . . . . . .   $ 2,496  $  1,293
 Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization. . . . . . . . . . . .       622       708
    Provision for loan losses. . . . . . . . . . . . . .        87       467
    Provision for other real estate owned  . . . . . . .        81       580
    Accretion of discount on investment securities . . .       (15)      (81)
    Amortization of premium on investment securities . .       141       191
    Gain on sale of investments available for sale . . .         -      (125)
    Loss on call of investment held to maturity. . . . .         1         -
    Gain on sale of loans. . . . . . . . . . . . . . . .      (131)     (394)
    Gain on sale of other real estate owned. . . . . . .       (66)       (7)
    Sale of loans available for sale . . . . . . . . . .     5,313    13,955
    Increase  in income tax receivable . . . . . . . . .         -      (140)
    Increase in income tax payable . . . . . . . . . . .       162         -
    Deferred tax benefit . . . . . . . . . . . . . . . .       267       118
    Decrease in deferred loan fees . . . . . . . . . . .      (130)      (89)
    Decrease (increase) in interest receivable . . . . .       168       (27)
    Increase in interest payable . . . . . . . . . . . .       228        24
    Decrease (increase) in purchase mortgage
      servicing rights . . . . . . . . . . . . . . . . .        47      (442)
    (Increase) decrease in other assets. . . . . . . . .      (149)       82
    Increase (decrease) in other liabilities . . . . . .       144       (82)
                                                            ------    ------
    Total adjustments. . . . . . . . . . . . . . . . . .     6,770    14,738
                                                            ------    ------
Net cash provided by operating activities. . . . . . . .     9,266    16,031
                                                            ------    ------

Cash flows from investment activities:
Proceeds from sale of investments available for sale . .         -    19,018
Proceeds from maturities of investments
     available for sale. . . . . . . . . . . . . . . . .       430     5,392
Proceeds from maturities of investments
     held to maturity. . . . . . . . . . . . . . . . . .     4,413     8,403
Purchase of investment securities held
     to maturity . . . . . . . . . . . . . . . . . . . .    (4,062)  (11,677)
Purchase of investment securities available for sale . .         -   (13,182)
Net increase in loans. . . . . . . . . . . . . . . . . .    (4,888)  (26,856)
Recoveries of loans previously charged off . . . . . . .       274       274
Proceeds from sale of other real estate owned. . . . . .     1,955     2,365
Property and equipment expenditures. . . . . . . . . . .      (936)     (220)
                                                            ------    ------
 Net cash applied to investing activities. . . . . . . .    (2,814)  (16,483)
                                                            ------    ------

Cash flows from financing activities:
Net increase (decrease) in demand deposits
     and savings accounts. . . . . . . . . . . . . . . .       612    (2,755)

Net increase (decrease) in time deposits . . . . . . . .    13,069    (1,789)
Repayments of short-term borrowings. . . . . . . . . . .    (9,648)        -
Dividends paid . . . . . . . . . . . . . . . . . . . . .      (707)        -
Proceeds from issuance of common stock . . . . . . . . .       750     3,316
                                                            ------    ------
 Net cash provided by (applied to)
     financing activities. . . . . . . . . . . . . . . .     4,076    (1,228)
                                                            ------    ------

Net increase cash and cash equivalents . . . . . . . . .    10,528    (1,680)
Cash and cash equivalents at beginning of year . . . . .    12,679    19,066
                                                            ------    ------
Cash and cash equivalents at end of period . . . . . . .  $ 23,207  $ 17,386
                                                            ======    ======

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . .  $  6,994  $  5,310
    Income taxes . . . . . . . . . . . . . . . . . . . .  $    754  $     97

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING FINANCING ACTIVITIES:

    During the nine months ended September 30, 1995 and 1994, the Bank transferred assets of approximately $2,434,000 and $3,267,000 respectively, to other real estate owned from the loan portfolio.

Securities and Exchange Commission Form 10-Q

Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

           The accompanying consolidated condensed financial statements as presented for the nine months ended September 30,1995 and 1994 are unaudited and in the opinion of Garden State BancShares, Inc. (the "COMPANY") reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are not necessarily indicative of results for the year. "THE BANK", as referred to hereinafter, refers to Garden State Bank, the Company's sole subsidiary.

2.   SECURITIES AVAILABLE FOR SALE

           The amortized cost and approximate market value (carrying value) of securities available for sale are summarized as follows:

                                                  September 30, 1995
                                                ----------------------
                                                Amortized      Market
                                                   Cost        Value
                                                ---------     --------

U.S. Treasury. . . . . . . . . . . . . . . .    $  3,000      $  2,993
Obligations of other Government agencies . .      14,183        14,272
Other Securities . . . . . . . . . . . . . .          74            67
                                                  ------        ------
                                                $ 17,257      $ 17,332
                                                  ======        ======

                                                  December 31, 1994
                                                -----------------------
                                                Amortized      Market
                                                   Cost        Value
                                                ----------    ---------

U.S. Treasury. . . . . . . . . . . . . . . .    $  3,000      $  2,913
Obligations of other Government agencies . .      14,617        14,106
Other Securities . . . . . . . . . . . . . .         109           114
                                                  ------        ------
                                                $ 17,726      $ 17,133
                                                  ======        ======
3.  INVESTMENT SECURITIES

    The amortized cost (carrying value) and approximate market value of investment securities are summarized as follows:

                                                  September 30, 1995
                                                ----------------------
                                                Amortized      Market
                                                   Cost        Value
                                                ----------    --------

U.S. Treasury. . . . . . . . . . . . . . . .    $ 28,175      $ 28,101
Obligations of other Government agencies . .      15,629        15,492
Obligations of State &
    Political Subdivisions . . . . . . . . .       6,668         6,778
Other Securities . . . . . . . . . . . . . .         646           639
                                                  ------        ------
                                                $ 51,118      $ 51,010
                                                  ======        ======

                                                  December 30, 1994
                                                ----------------------
                                                Amortized      Market
                                                   Cost        Value
                                                ----------    --------

U.S. Treasury. . . . . . . . . . . . . . . .    $ 28,197      $ 26,366
Obligations of other Government agencies . .      17,346        16,314
Obligations of State &
     Political Subdivisions. . . . . . . . .       5,385         5,425
Other Securities . . . . . . . . . . . . . .         630           627
                                                  ------        ------
                                                $ 51,558      $ 48,732
                                                  ======        ======

Securities and Exchange Commission Form  10-Q


Notes to Consolidated Financial Statements
(Unaudited)

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

   All financial information and schedules have been reclassified to conform with SFAS No. 114 guidelines. Accordingly, insubstance foreclosure loans and the associated allowance have been reclassified from Other Real Estate Owned to the loan portfolio. Likewise, the provision for possible Other Real Estate Owned losses associated with insubstance foreclosure loans has been reclassified from Other Real Estate Owned expense to the provision for loan
losses.   Based upon these new accounting standards as of September 30, 1995 the Company had impaired loans of $3,733,000.

Securities and Exchange Commission Form 10-Q

   ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Month Period


   The company reported net income of $1,055,000 for the three months ended September 30, 1995 an increase of $574,000 or 119.33% as compared to net income of $481,000 for the same period in 1994. The primary factors contributing to the improved performance in 1995 were an increase in net interest income of $185,000 as well as a $115,000 increase in noninterest income, a $50,000 decrease in the provision for possible loan losses and a $703,000 decrease in noninterest expense. These factors were partially offset by an increase in income tax expense of $479,000.


   Net income per share for the three months ended September 30,1995 was $0.34 compared to $0.18 for the same period in 1994.


   Interest income increased $735,000 or 13.60% for the third quarter of 1995 compared to the same period in 1994. The improvement was primarily due to an increase of $696,000 or 16.30% in interest and fees on loans as well as an increase of $78,000 or 84.78% in interest on Short Term Investments, including Federal Funds Sold and Interest Bearing Deposits with Banks.
Average performing loan balances increased $22,645,000 during the third quarter of 1995 compared to the same period in 1994 and the yield increased 55 basis points. In addition, average balances for short term investments, including Federal Funds Sold and Interest Bearing Deposits with banks, increased $3,533,000 and the yield increased 128 basis points. Although average balances for investments for the third quarter of 1995 as compared to the same period in 1994 decreased $3,680,000, the yield increased 19 basis points. The yield on earning assets increased to 8.29% for the third quarter of 1995 from 7.78% for the same period in 1994.


          During the third quarter of 1995 as compared to the third quarter of 1994, interest expense increased $550,000 or 29.99%. Interest on CD's under $100,000 increased $690,000 or 82.14% as a result of both a $21,117,000 increase in average balances as well as an increase in yield of 172 basis points. This increase was offset by a $135,000 decrease in interest expense associated with other savings and time accounts. The yield on interest bearing liabilities for the third quarter increased from 3.06% at September 30, 1994 to 3.84% at September 30, 1995.


          Net interest income for the third quarter of 1995 as compared to the same period in 1994 increased $185,000 or 5.18%. The Company's net interest margin (FTE) decreased from 5.22% to 5.15% for the three month period ending September 30,1995 compared to the same period a year ago.


   The provision for possible loan losses represents charges to current operations. These charges allow management to maintain an allowance for possible loan losses it considers adequate to cover the risk of losses associated with its loan portfolio. Management reviews the allowance on a monthly basis and monitors deteriorating loans on a continual basis. During the three months ended September 30,1995 management did not authorize any charges to the provision for possible loan losses, compared to the authorization of $50,000 for the same period last year.


   For the three month period ending September 30,1995, there was no provision made for possible loan losses and therefore the only change in the allowance for possible loan losses, other than the transfer of $46,000 in specific reserves to the allowance for Other Real Estate losses, was net charge-offs of $26,000 which resulted in an allowance for possible loan losses of $4,110,000 at September 30,1995 compared to $4,217,000 at December 31,1994.


   Noninterest income increased $115,000 for the three months ended
September 30,1995 compared to the same period a year ago. The increase was substantially a result of a rise of $83,000 and $41,000 in service charges on deposit accounts and other charges, commissions and fees, respectively. The increase was partially offset by a decrease of $18,000 for gain on sale of loans. During the three months ended September 30,1995, the principal balance of loans sold was $1,114,000 compared to $2,916,000 for the same period last year.

Securities and Exchange Commission Form 10-Q


   Management's Discussion Continued,


   Noninterest expense decreased $703,000 during the third quarter of 1995 as compared to the same period in 1994. Other real estate owned expense decreased $392,000 or 78.87%, FDIC insurance premium decreased $210,000 or 107.14% and other expense decreased $177,000 or 18.42%. These factors were partially offset by an increase in employee benefits of $55,000 or 18.15% and in occupancy expense of $24,000 or 8.05%. The increase in employee benefits expense was primarily due to a $16,000 increase in ESOP and 401K accruals, a $28,000 increase in management incentive accruals and a $15,000 increase in medical and dental plan expenses. The increase in occupancy expense was due to higher net rental and real estate tax expenses, as well as higher depreciation and utilities expense offset by a slight decrease in building maintenance expense. The decrease in other real estate owned expense was the result of a lower provision as well as lower operating expenses. The decrease in the FDIC insurance premium expense was due to a reduction in the current assessment rate, in addition to a first quarter 1995 refund of $42,000 relating to the reduction in the assessment rate recognized in the third quarter of 1995. The decrease in other expense was primarily due to a $104,000 decrease in professional and other fees, a $44,000 decrease in advertising expense and a $49,000 decrease in equipment expense partially offset by a $30,000 increase in business development and travel expense.

   Income tax expense increased $479,000 for the three month period ended September 30,1995 compared to the same period a year ago. There was no federal income tax expense during this period in 1994 due to the realization of the net operating loss carryforward from 1993.

Securities and Exchange Commission Form 10-Q

   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Nine Month Period

   The Company reported net income of $2,496,000 for the nine months ended September 30,1995, an increase of $1,203,000, or 93.04%, as compared to net income of $1,293,000 for the same period in 1994. The primary factors contributing to the improved performance in 1995 were an increase in net interest income of $1,268,000 as well as a $380,000 decrease in the provision for possible loan losses and a $701,000 decrease in noninterest expense. These factors were partially offset by a decrease in noninterest income of $38,000, and an increase in income tax expense of $1,108,000.


   Income per share, fully diluted, for the nine months ended September 30,1995 was $0.82 compared to $0.53 for the same period last year.


   Interest  income increased $3,156,000 or 20.56% for the nine months of
1995 compared to the same period in 1994. The improvement was due primarily to an increase of $3,175,000 or 26.68% in interest and fees on loans, due in part to an increase of $28,603,000 or 15.59% in average performing loans from
$183,520,000 at September 30,1994 to $212,123,000 at September 30,1995.   Loan
fees decreased $73,000 or 11.25% from $649,000 for the nine months of 1994 to
$576,000 for the same period in 1995.   Interest on Short Term Investments,
including Federal Funds Sold and Interest Bearing Deposits, increased $256,000 or 132.64% from $193,000 at September 30,1994 to $449,000 at September 30,1995. The increase was the result of a 47.87% increase in average balances as well as an increase of 212 basis points in the rate of return. Interest on investment securities decreased $275,000 from $3,259,000 at September 30,1994 to $2,984,000 for the same period in 1995. The decrease was the result of an 8.87% decline in average balances, offset by a slight increase in the rate of return. The yield on earning assets increased to 8.42% at September 30, 1995 compared to 7.48% at September 30,1994.


    Interest expense increased $1,888,000 or 35.40% from $5,334,000 for the
nine months of 1994 to $7,222,000 for the same period in 1995.   Interest
expense for demand deposits increased $157,000 or 16.76%, the result of a $5,998,000 increase in average balances and a 12 basis point increase in rate. Interest expense for CD's under $100,000 increased $1,526,000 or 60.48% due to both a $10,079,000 increase in average balances and a 159 basis point increase in rate. Interest expense for CD's $100,000 and over increased $397,000 or 78.61% as a result of a $3,746,000 increase in average balances coupled with a 185 basis point increase in rate. Interest expense for other borrowed funds increased $63,000. Average balances increased $1,143,000 and the interest rate increased by 270 basis points. The yield on interest bearing liabilities increased 88 basis points from 2.99% at September 30,1994 to 3.87% at September 30,1995.


    Net interest income for the nine months of 1995 as compared to the same period in 1994 increased $1,268,000 or 12.66%. The Company's net interest margin (FTE) increased from 4.95% at September 30, 1994 to 5.20% at September 30, 1995.

    The provision for possible loan losses represents charges to current operations. The charges to current operations allow management to maintain an allowance for possible loan losses it considers adequate to cover the risk of losses associated with its loan portfolio. Management reviews the allowance on a monthly basis, and monitors deteriorating loans on a continual basis. During the nine months of 1995 management authorized charges to the provision for loan losses of $87,000, compared to $467,000 during the nine months of 1994.


   The provision for possible loan losses for the nine months ended
September 30,1995 of $87,000, net charge-offs of $149,000 and a transfer of $46,000 of specific reserves to other real estate reserves, resulted in an allowance for possible loan losses of $4,110,000 at September 30,1995 as compared to $4,217,000 at December 31,1994. The allowance for possible loan losses at September 30,1995 represented 104.45% of nonperforming loans at such date. The allowance for possible loan losses plus the allowance for OREO losses represented 57.68% of total nonperforming assets at September 30,1995. The allowance for possible loan losses of $4,217,000 represented 82.98% of nonperforming loans at December 31,1994, while the allowance for possible loan losses and allowance for OREO losses represented 54.41% of total nonperforming assets at such date.

Securities and Exchange Commission Form 10-Q


   Management's Discussion Continued,


   Noninterest income decreased $38,000 or 1.67%, during the nine months of 1995 compared to the nine months of 1994. The decrease was attributable to a decline of $125,000 in gain on sale of securities and $263,000 in gain on sale of loans. These reductions in noninterest income were partially offset by an increase of $222,000 for service charges on deposit accounts and $119,000 for other charges, commissions, and fees. During the nine months of 1995, the principal balance of loans sold was $5,182,000 as compared to $13,561,000 for the same period in 1994. There were no sales of investment securities during the nine months of 1995, whereas $18,893,000 of securities were sold during the same period in 1994.


   Noninterest expense decreased $701,000 comparing the nine months of 1995 to the same period in 1994. Other real estate owned expense decreased $776,000 or 63.87% and FDIC premium decreased $277,000 or 45.48% comparing the nine months of 1995 to the same period in 1994. These factors were partially offset by an increase in salaries and employee benefits of $199,000 or 3.96% and other expense of $138,000 or 5.11%. The increase in salaries and benefits expense was primarily due to an $84,000 increase in management incentives, a $52,000 increase in medical and dental expenses and a $57,000 increase in accruals for ESOP and 401K expenses. The increase of $138,000 in other expense was due primarily to a payment of $175,000 made in connection with an employee separation settlement, as well as a $28,000 increase in telephone expense, a $61,000 increase in business development and travel expense, a $28,000 increase in shareholder expense, and a $23,000 increase in stationary and supplies expense. These increases were partially offset by a decrease of $33,000 for legal fees and a $142,000 decrease in furniture and equipment expense.


   Income tax expense increased $1,108,000 for the nine months ended September 30,1995 as compared to the same period in 1994. There was no federal income tax expense in the nine months of 1994 due to the realization of the net operating loss carryforward from 1993.


Financial Condition
-------------------

   During the nine months of 1995, total assets increased $7,506,000 or 2.45% from $306,398,000 at December 31,1994 to $313,904,000 at September
30,1995. Total cash and cash equivalents increased by $10,528,000 or 83.03%. The held to maturity securities portfolio decreased $440,000 due to maturities and paydowns. The increase in the available for sale securities portfolio of $199,000 or 1.16% was due to a $667,000 SFAS No. 115 mark to market adjustment offset by paydowns of mortgage backed securities. Loans available for sale increased $3,488,000 or 63.87%. Loans (net) decreased $6,401,000 or 3.14% and accrued interest receivable and other assets decreased $599,000 or 11.98%. Increases of $417,000 or 14.23% for other real estate owned (net) and $314,000 or 4.05% for bank premises and equipment partially offset the aforementioned decreases.

   Total deposits increased $13,681,000 or 5.06% from $270,175,000 at December 31,1994 to $283,856,000 at September 30,1995. While Interest Bearing Demand increased $5,592,000 or 9.55%, Noninterest Bearing Demand increased $1,387,000 or 3.57% and Time under $100,000 increased $19,366,000 or 21.38%,
Time $100,000 and over decreased $6,297,000 or 35.35% and Savings decreased $6,367,000 or 9.89% .

    Other liabilities decreased $9,114,000 or 86.50% from December 31, 1994 to September 30, 1995. The decrease was due to a $9,648,000 decrease in securities sold under agreement to repurchase which was partially offset by an increase of $228,000 for accrued interest payable and an increase of $255,000 for accrued expenses.

Securities and Exchange Commission Form 10-Q


   Management's Discussion Continued

Asset Quality
-------------

   Nonperforming loans decreased $1,147,000, or 22.57% from $5,082,000 at December 31,1994 to $3,935,000 at September 30, 1995, and nonperforming assets decreased $828,000 or 9.95% from $8,324,000 at December 31,1994 to $7,496,000 at September 30,1995. The table below presents on a quarterly basis loans accounted for on a nonaccrual basis, loans which are contractually past due 90 days or more and nonperforming assets.

                                             Three month period ending:
                                       --------------------------------------
                                                   (In thousands)

                                           09/95     06/95     03/95    12/94
                                           -----     -----     -----    -----

    Nonaccruing loans. . . . . . . . .   $ 3,733  $  5,265  $  5,573  $ 4,869
    Accruing loans 90 days past due. .       202       803        86      213
                                           -----     -----     -----    -----
    Total Nonperforming loans. . . . .     3,935     6,068     5,659    5,082
    Other Real Estate Owned. . . . . .     3,561     2,526     2,940    3,242
                                           -----     -----     -----    -----
    Total Nonperforming Assets . . . .     7,496     8,594     8,599    8,324
    Accruing TDR . . . . . . . . . . .     1,503     1,544     1,503    1,126
                                           -----     -----     -----    -----
    Total Risk Elements. . . . . . . .   $ 8,999  $ 10,138  $ 10,102  $ 9,450
                                           =====    ======    ======    =====


Percentage of nonperforming
          loans to total loans:. . . .      1.87%     2.78%     2.57%    2.38%

Percentage of nonperforming assets
         to total loans and other
         real estate owned:. . . . . .      3.50%     3.89%     3.86%    3.84%

Percentage of nonperforming
         assets to total assets: . . .      2.39%     2.73%     2.72%    2.72%

Percentage of allowance for possible
  loan  losses to:
         Total Loans . . . . . . . . .      1.95%     1.92%     2.01%    1.97%
         Nonperforming Loans . . . . .    104.45%    68.90%    78.30%   82.98%

Percentage of allowance for possible
  loan and OREO losses to:
         Nonperforming Assets. . . . .     57.68%    51.65%    54.65%   54.41%

Liquidity

   The Company actively manages its liquidity position under policies and procedures intended to insure that the Company will maintain adequate levels of available funds. Liquidity is measured by the Company's ability to raise cash at a reasonable cost or with a minimum of loss. Liquidity planning is necessary so that the Company will be capable of funding all obligations to its customers at all times, from meeting their immediate cash withdrawal requirements to fulfilling their short-term credit needs. The Company's asset liquidity consists of cash and due from banks, money market investments, investment securities that mature within one year and loans that mature or reprice in one year or less. Cash and due from banks decreased $3,372,000 or 28.10% and money market investments decreased $200,000 or 72.20% from
December 31, 1994 to September 30, 1995.   As of September 30, 1995 investment
securities in the amount of $12,035,000 mature within one year and loans in the amount of $134,307,000 either mature or reprice within one year.


   Deposits are the most important source of funds for the Bank. Deposits increased $13,681,000 or 5.06% from December 31, 1994 to September 30, 1995. The deposit base encountered substantial increases in certificates of deposit under $100,000, interest bearing demand and noninterest bearing demand of $19,366,000 or 21.38%, $5,592,000 or 9.55% and $1,387,000 or 3.57%,
respectively. These increases were partially offset by a $6,367,000 or 9.89%, decrease in savings deposits and a $6,297,000 or 35.35% decrease in certificates of deposit $100,000 and over.

Securities and Exchange Commission Form 10-Q


   Management's Discussion Continued,


   The Company had no material commitments for capital expenditures as of September 30, 1995.


Capital

   The table below presents selected ratios for the quarter ended September 30, 1995:

                                                         Regulatory
                                       Bank     Company   Minimum
                                      ------    -------  ----------

Risk Based Capital

        Tier I . . . . . . . . .      14.69%    15.11%     4.00%

        Total. . . . . . . . . .      15.94%    16.36%     8.00%

        Leverage . . . . . . . .       8.77%     9.02%     6.00%

Securities and Exchange Commission Form 10-Q

PART II - OTHER INFORMATION

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

On September 11, 1995, Summit announced that it had entered into a merger agreement dated September 10, 1995 with UJB Financial Corp. ("UJB"), pursuant to which Summit is to be acquired by UJB in a stock-for-stock, tax-free merger and each share of Summit Common Stock is to be exchanged for 0.9 shares of UJB Common Stock, subject to adjustment. The Summit - UJB merger is subject to certain conditions, including approval of the shareholders of both UJB and Summit, and applicable regulatory approvals. Because of the need to provide shareholders of Garden State with information about the newly announced Summit
- UJB transaction and its effect on Garden State stockholders (in addition to information about the Summit - Garden State transaction),the meeting of Garden State shareholders to vote on the Summit - Garden State merger will be delayed from the date initially contemplated by the parties, and the Summit - Garden State merger is now expected to close at the end of 1995 or early in the first quarter of 1996.


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

Securities and Exchange Commission Form 10Q.


SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf, by the undersigned thereunto duly authorized.

                                    Garden State BancShares, Inc.

DATE:   10/20/95                    /S/ THEODORE D. BESSLER

                                    Theodore D. Bessler
                                    President and Chief
                                    Executive Officer


DATE:   10/20/95                    /S/ ROBERT T. ENGLISH

                                    Robert T. English
                                    Sr. Vice President and
                                    Chief Financial Officer